Form 10-K/A
period 2015-12-31
Volkswagen Auto Loan Enhanced Trust 2013-2; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2016-06-27
CIK 1589845, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Securitizer: 0000833733

State of Delaware	83-0349353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of Registrant)	Identification No. of Registrant)

2200 Ferdinand Porsche Drive	20171
Herndon, Virginia
(Address of principal executive offices of Registrant)	(Zip Code of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which was filed with the Securities and Exchange Commission on March 28, 2016 and is being filed for the purpose of (a) amending the disclosures in Part III related to Item 1122 of Regulation AB, (b) amending and restating Exhibit 33.1 (Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.), (b) amending and restating Exhibit 34.1 (Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.) and (d) filing a new Exhibit 31.1 (Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

VW Credit, Inc. is currently a party to multiple lawsuits by obligors seeking to rescind retail installment sale and lease contracts with VW Credit, Inc. for the purchase or lease of vehicles equipped with TDI diesel engines, to enjoin VW Credit, Inc. from collecting payments on sale or lease contracts with respect to such vehicles and to enjoin VW Credit, Inc. from reporting derogatory information to consumer credit reporting agencies with respect to any missed payments with respect to such contracts. VW Credit, Inc. anticipates that all of these lawsuits will be resolved through recourse and/or settlement against the vehicle manufacturer, rather than VW Credit, Inc. VW Credit, Inc. has received assurances from the affected vehicle manufacturers that VW Credit, Inc. will be fully indemnified for any claims successfully asserted against VW Credit, Inc. for these matters. Accordingly, VW Credit, Inc. does not believe that noteholders will be adversely affected by these lawsuits.

Except as described above, no legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator of Volkswagen Auto Loan Enhanced Trust 2013-2 (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), Deutsche Bank Trust Company Americas (the “Indenture Trustee”), Citicorp Trust Delaware, National Association (the “Issuer Delaware Trustee”), Citibank, N.A. (the “Owner Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

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

Item 1122(d)(1)(v) was omitted from the Servicer’s management’s assessment of compliance in error. The Servicer confirms that Item 1122(d)(1)(v) is applicable to the Servicer, and the Servicer confirms that Baker Tilly Virchow Krause LLP tested for compliance by the Servicer with Item 1122(d)(1)(v) in connection with the Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc. attached as Exhibit 34.1 to this 10-K/A. Consequently, the failure of the Servicer to identify Item 1122(d)(1)(v) in its management’s assessment of compliance as filed on March 28, 2016, had no impact on investors.

In addition, Item 1122(d)(3)(ii) was marked as not applicable in the Servicer’s management’s assessment of compliance in error. The Servicer confirms that Item 1122(d)(3)(ii) is applicable to the Servicer as it relates to allocations to investors, and the Servicer confirms that Baker Tilly Virchow Krause LLP tested for compliance by the Servicer with Item 1122(d)(3)(ii) in connection with the Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc. attached as Exhibit 34.1 to this 10-K/A. Consequently, the failure of the Servicer to take responsibility for Item 1122(d)(1)(v) in its management’s assessment of compliance as filed on March 28, 2016, had no impact on investors.

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

June 24, 2016

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